Form 10-Q
period 2021-05-31
Intorio, Corp.
filed 2021-06-17
CIK 1852536

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-255055

Intorio, Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-1578603
(State or other jurisdiction of incorporation or Organization)	(IRS Employer Identification Number)

24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia	0177
(Address of registrant’s principal executive offices)	(Zip Code)

(702) 605-46-36

(Registrant’s telephone number, including area code)

Incorp Services, Inc.

3773 Howard Hughes Parkway Suite 500 S

Las Vegas, NV 89169-6014

+1 (702) 866-2500

(Name, address and telephone number of agent for service)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 31, 2021
Common Stock: $0.0001	2,000,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTORIO, CORP.

CONDENSED BALANCE SHEETS

	May 31, 2021	February 28, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$–	$–
Total Current Assets	$–	$–

Non-Current Assets
Fixed assets (net)	–	–
Intangible Assets (net)	8,250	9,000
Total Non-Current Assets	8,250	9,000

Total Assets	$8,250	$9,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$11,000	$9,500
Related party loans	5,402	1,053
Total Current Liabilities	16,402	10,553

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 2,000,000 shares issued and outstanding;	200	200
Accumulated deficit	(8,352)	(1,753)
Total Stockholders’ Deficit	(8,152)	(1,553)

Total Liabilities and Stockholders’ Deficit	$8,250	$9,000

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2021	From Inception (January 4, 2021) to May 31, 2021

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	6,599	8,352
TOTAL OPERATING EXPENSES	(6,599)	(8,352)

NET INCOME (LOSS) FROM OPERATION	(6,599)	(8,352)

INCOME (LOSS) BEFORE TAXES	(6,599)	(8,352)
PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS) FOR THE PERIOD	$(6,599)	$(8,352)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	2,000,000	2,000,000

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

From Inception (January 4, 2021) to May 31, 2021

(Unaudited)

	Common Stock		Additional Paid-in		Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Inception, January 4, 2021	–	$–	$–	$–	$–
Shares issued for cash at $0.0001 per share on January 5, 2021	2,000,000	200	–	–	200
Net loss for the period ended February 28, 2021	–	–	–	(1,753)	(1,753)
Balance, February 28, 2021	2,000,000	$200	$–	$(1,753)	$(1,553)

Net loss for the period ended May 31, 2021	–	–	–	(6,599)	(6,599)
Balance, May 31, 2021	2,000,000	$200	$–	$(8,352)	$(8,152)

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

From Inception (January 4, 2021) to May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(8,352)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization of intangible assets	750
Changes in Current assets & liabilities
Accounts Payable	11,000
CASH FLOWS GENERATED FROM OPERATING ACTIVITIES	3,398

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Website	(9,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	(9,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	200
Related Party Loans	5,402
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,602

NET INCREASE/ DECREASE IN CASH	–

Cash, beginning of period	–
Cash, end of period	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–
Income taxes paid	$–

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

Notes to the Condensed Financial Statements

May 31, 2021

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Intorio, Corp. was incorporated in the State of Nevada and established on January 04, 2021. We have no revenue and have incurred losses since inception. The Company possesses assets in a form of an operative website. Also the company is registering its own trademark, upon which will propose its services. We are a development-stage company formed to commence operations concerned with the online studying. We have developed a full business plan. Our business office is located at 24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia. Our telephone number is (702) 605-46-36.

We plan to provide a new unique type of service, teaching of a school program, from the comfort of purchasers home. We will provide an online service of learning through our website. Additionally our clients can apply for tutoring in a specific subject or on some point of the teaching program. Once we are operational we intend to offer our services to clients in Georgia.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $8,352 as of May 31, 2021 and $1,753 as of February 28, 2021. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position in the matter so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States of America and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

INTORIO, CORP.

Notes to the Condensed Financial Statements

May 31, 2021

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations during the reporting period, the Company made no material assumptions or estimates other than the assumption that the Company is a going concern and estimate with reference to amortization of intangible assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had zero of cash as of May 31, 2021 and February 28, 2021.

Depreciation, Amortization, and Capitalization

Intangibles comprise of Company’ website. The website was purchased on February 27, 2021 for $9,000.  The Company amortize its intangible using straight-line depreciation over the estimated useful life of 3 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder and accounts payable approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that based on available evidence are not expected to be realized.

INTORIO, CORP.

Notes to the Condensed Financial Statements

May 31, 2021

(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. As of May 31, 2021 the Company has not generated any revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of May 31, 2021 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Note 4 – INTANGIBLE ASSETS

Intangibles comprise of Company’ website. The website was purchased on February 27, 2021 for $9,000.  The Company amortize its intangible using straight-line depreciation over the estimated useful life of 3 years.

For the period ended May 31, 2021 the company had recorded $750 in amortization expense. From inception (January 04, 2021) through February 28, 2021 the company has recorded a total of $750 in amortization expense.

INTORIO, CORP.

Notes to the Condensed Financial Statements

May 31, 2021

(Unaudited)

Note 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from its sole executive until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officer, director, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of May 31, 2021 & February 28, 2021, our sole director has loaned to the Company $5,402 & $1,053 respectively. This loan is unsecured, non-interest bearing and due on demand.

Further, to the above transaction, there is a consideration payable within Accounts Payable of $2,000 to sole executive Mr. Gagi Gogolashvili as per consulting agreement made by and between Intorio, Corp. ("Company"), and Gagi Gogolashvili ("Consultant") effective from February 01, 2021.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On January 5, 2021 the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $200 at $0.0001 per share.

There were 2,000,000 shares of common stock issued and outstanding as of May 31, 2021.

Note 7 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Gagi Gogolashvili, has agreed to provide his own premise free of cost under office needs.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2021 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Employees and Employment Agreements

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended May 31, 2021:

During the three months ended May 31, 2021, we have not generated any revenues.

Our net loss for the three months ended May 31, 2021 was $6,599. Operating expenses consist of mainly professional fees.

Liquidity and Capital Resources

As of May 31, 2021, our total assets were $8,250 consisting of company website. As of May 31, 2021, our current liabilities were $16,402 consisting of related party loans of $5,402 and accounts payable $11,000.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. Since Inception (January 4, 2021) ended May 31, 2021, net cash flows generated from operating activities was $3,398.

Cash Flows from Investing Activities

We have not generated or utilized any cash flows from investing activities as of May 31, 2021. Since Inception on January 4, 2021 ended May 31, 2021 we have utilized $9,000 for purchase of website.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. Since Inception on January 4, 2021 ended May 31, 2021, we generated $5,602 of cash from proceeds from related party loans $5,402 and issuance of common stock $200.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended May 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in 24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia.

INTORIO, CORP.

By: /s/ Gagi Gogolashvili
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)
June 17, 2021

