Form 10-Q
period 2021-08-31
Intorio, Corp.
filed 2021-09-21
CIK 1852536

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-255055

Intorio, Corp.

(Exact name of registrant as specified in its charter)

Nevada	8200	EIN 98-1578603
(State or other jurisdiction of incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia

(702) 605-46-36

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Incorp Services, Inc

3773 Howard Hughes Parkway Suite 500 S

Las Vegas, NV 89169-6014

+1 (702) 866-2500

(Name, address and telephone number of agent for service)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 31, 2021
Common Stock: $0.0001	3,235,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

INTORIO, CORP.

	August 31, 2021	February 28, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$22,544	$–
Total Current Assets	$22,544	$–
Non-Current Assets
Fixed assets (net)	–	–
Intangible Assets (net)	7,500	9,000
Total Non-Current Assets	$7,500	$9,000

Total Assets	$30,044	$9,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$12,500	$9,500
Related party loans	5,402	1,053
Total Current Liabilities	17,902	10,553

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 3,235,000 and 2,000,000 shares issued and outstanding respectively;	323	200
Additional Paid-in Capital	24,577	–
Accumulated profits/ (deficit)	(12,758)	(1,753)
Total Stockholders’ Equity	12,142	(1,553)

Total Liabilities and Stockholders’ Equity	$30,044	$9,000

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2021	Six months ended August 31, 2021

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	4,406	11,005
TOTAL OPERATING EXPENSES	(4,406)	(11,005)

NET INCOME (LOSS) FROM OPERATION	(4,406)	(11,005)

INCOME (LOSS) BEFORE TAXES	(4,406)	(11,005)
PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS) FOR THE PERIOD	$(4,406)	$(11,005)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,946,033	2,354,313

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT)

From Inception (January 4, 2021) to August 31, 2021

(Unaudited)

	Common Stock		Additional Paid-in		Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Inception, January 4, 2021	–	$–	$–	$–	$–
Shares issued for cash at $0.0001 per share on January 5, 2021	2,000,000	200	–	–	200
Net loss for the period ended February 28, 2021	–	–	–	(1,753)	(1,753)
Balance, February 28, 2021	2,000,000	$200	$–	$(1,753)	$(1,553)
Net loss for the period ended May 31, 2021	–	–	–	(6,599)	(6,599)
Balance, May 31, 2021	2,000,000	$200	$–	$(8,352)	$(8,152)
Shares issued for cash at $0.02 per share during quarter ended August 31, 2021	1,235,000	123	24,577	–	24,700
Net loss for the period ended August 31, 2021	–	–	–	(4,406)	(4,406)
Balance, August 31, 2021	3,235,000	$323	$24,577	$(12,758)	$12,142

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Six months ended August 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(11,005)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization of intangible assets	1,500
Changes in Current assets & liabilities
Accounts Payable	3,000
CASH FLOWS GENERATED FROM OPERATING ACTIVITIES	$(6,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	24,700
Related Party Loans	4,349
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$29,049

NET INCREASE/ DECREASE IN CASH	$22,544

Cash, beginning of period	$0
Cash, end of period	$22,544

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

Notes to the Condensed Financial Statements

August 31, 2021

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $12,758 as of August 31, 2021 and $1,753 as of February 28, 2021. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position in the matter so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results August be materially adversely affected.

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

August 31, 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $22,544 of cash as of August 31, 2021 and zero as of February 28, 2021.

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

INTORIO, CORP.

Notes to the Condensed Financial Statements

August 31, 2021

(Unaudited)

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue from tours and services. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on our reported revenue as company did not generate any revenue since inception.

Revenue is recognized when the following criteria are met:

-	Identification of the contract, or contracts, with customer;
-	Identification of the performance obligations in the contract;
-	Determination of the transaction price;
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognition of revenue when, or as, we satisfy performance obligation.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of August 31, 2021 were no differences between our comprehensive loss and net loss.

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

For the period six months ended August 31, 2021 the company had recorded $1,500 in amortization expense.

INTORIO, CORP.

Notes to the Condensed Financial Statements

August 31, 2021

(Unaudited)

Note 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it August rely on advances from its sole executive until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officer, director, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of August 31, 2021 & February 28, 2021, our sole director has loaned to the Company $5,402 & $1,053 respectively. This loan is unsecured, non-interest bearing and due on demand.

Further, to the above transaction, there is a consideration payable within Accounts Payable of $3,500 to sole executive Mr. Gagi Gogolashvili as per consulting agreement made by and between Intorio, Corp. ("Company"), and Gagi Gogolashvili ("Consultant") effective from February 01, 2021.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On January 5, 2021 the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $200 at $0.0001 per share.

During quarter ended August 31, 2021 the Company issued 1,235,000 shares of common stock to 32 shareholders for cash proceeds of $24,700 at $0.02 per share.

There were 3,235,000 shares of common stock issued and outstanding as of August 31, 2021.

Note 7 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Gagi Gogolashvili, has agreed to provide his own premise free of cost under office needs.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2021 to the date these financial statements were issued i.e. as of September 20, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements.

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results August be materially adversely affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "August," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what August occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Employees and Employment Agreements

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we August adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

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

Three and Six Months Ended August 31, 2021:

During the three months ended August 31, 2021, we have not generated any revenues.

Our net loss for the three months ended August 31, 2021 was $4,406. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During six months ended August 31, 2021, we have not generated any revenues.

Our net loss for the six months ended August 31, 2021 was $11,005. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of August 31, 2021, our total assets were $30,044 consisting of company website $7,500 and cash 22,544 held at Escrow account. As of August 31, 2021, our current liabilities were $17,902 consisting of related party loans of $5,402 and accounts payable $12,500.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For six months ended August 31, 2021, net cash flows generated from operating activities was $6,505.

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities as of August 31, 2021.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For six months ended August 31, 2021, we generated $29,049 of cash from proceeds from related party loans $4,349 and issuance of common stock $24,700.

 Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing August not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we August not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on January 4, 2021 ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit number	Exhibit Description

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in 24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia.

INTORIO, CORP.

By: /s/ Gagi Gogolashvili
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Gagi Gogolashvili
Gagi Gogolashvili	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	September __, 2021

