Form 10-Q/A
period 2021-08-31
Intorio, Corp.
filed 2021-09-22
CIK 1852536

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to form 10-Q for the six months ended August 31, 2021 is being filed solely to add the signatory dates on all forms. No other changes have been made to the original filing.

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

Signature	Title	Date

/s/ Gagi Gogolashvili
Gagi Gogolashvili	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	September 21, 2021

