Form 10-Q
period 2021-11-30
Intorio, Corp.
filed 2022-01-06
CIK 1852536

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-255055

Intorio, Corp.

(Exact name of registrant as specified in its charter)

Nevada	8200	98-1578603
(State or other jurisdiction of incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2021
Common Stock: $0.0001	3,235,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTORIO, CORP.

CONDENSED BALANCE SHEETS

	November 30, 2021	February 28, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$19,372	$–
Total Current Assets	$19,372	$–
Non-Current Assets
Fixed assets (net)	–	–
Intangible Assets (net)	6,750	9,000
Total Non-Current Assets	$6,750	$9,000

Total Assets	$26,122	$9,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$14,000	$9,500
Related party loans	5,590	1,053
Total Current Liabilities	19,590	10,553

Stockholders’ Equity
Common stock, par value $0.0001; 75,000,000 shares authorized, 3,235,000 and 2,000,000 shares issued and outstanding respectively;	323	200
Additional Paid-in Capital	24,577	–
Accumulated profits/ (deficit)	(18,368)	(1,753)
Total Stockholders’ Equity	6,532	(1,553)

Total Liabilities and Stockholders’ Equity	$26,122	$9,000

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2021	Nine months ended November 30, 2021

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	5,610	16,615
TOTAL OPERATING EXPENSES	5,610	16,615

NET INCOME (LOSS) FROM OPERATION	(5,610)	(16,615)

INCOME (LOSS) BEFORE TAXES	(5,610)	(16,615)
PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS) FOR THE PERIOD	$(5,610)	(16,615)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,946,033	2,354,313

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT)

From Inception (January 4, 2021) to November 30, 2021

(Unaudited)

	Common Stock		Additional Paid-in		Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Inception, January 4, 2021	–	$–	$–	$–	$–
Shares issued for cash at $0.0001 per share on January 5, 2021	2,000,000	200	–	–	200
Net loss for the period ended February 28, 2021	–	–	–	(1,753)	(1,753)
Balance, February 28, 2021	2,000,000	$200	$–	$(1,753)	$(1,553)
Net loss for the period ended May 31, 2021	–	–	–	(6,599)	(6,599)
Balance, May 31, 2021	2,000,000	$200	$–	$(8,352)	$(8,152)
Shares issued for cash at $0.02 per share during quarter ended August 31, 2021	1,235,000	123	24,577	–	24,700
Net loss for the period ended August 31, 2021	–	–	–	(4,406)	(4,406)
Balance, August 31, 2021	3,235,000	$323	$24,577	$(12,758)	$12,142
Net loss for the period ended November 30, 2021	–	–	–	(5,610)	(5,610)
Balance, November 30, 2021	3,235,000	$323	$24,577	$(18,368)	$6,532

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Nine months ended November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(16,615)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization of intangible assets	2,250
Changes in Current assets & liabilities
Accounts Payable	4,500
CASH FLOWS GENERATED FROM OPERATING ACTIVITIES	$(9,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	24,700
Related Party Loans	4,537
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$29,237

NET INCREASE/ DECREASE IN CASH	$19,372

Cash, beginning of period	$0
Cash, end of period	$19,372

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

Notes to the Condensed Financial Statements

November 30, 2021

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $18,368 as of November 30, 2021 and $1,753 as of February 28, 2021. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position in the matter so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The extent of the impact of the coronavirus (“COVID-19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results August be materially adversely affected.

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

November 30, 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $19,372 of cash as of November 30, 2021 and zero as of February 28, 2021.

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

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

November 30, 2021

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

Revenue is recognized when the following criteria are met:

•	Identification of the contract, or contracts, with customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy performance obligation.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of November 30, 2021 were no differences between our comprehensive loss and net loss.

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

For the period nine months ended November 30, 2021 the company had recorded $2,250 in amortization expense.

INTORIO, CORP.

Notes to the Condensed Financial Statements

November 30, 2021

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

As of November 30, 2021 & February 28, 2021, our sole director has loaned to the Company $5,590 & $1,053 respectively. This loan is unsecured, non-interest bearing and due on demand.

Further, to the above transaction, there is a consideration payable within Accounts Payable of $5,000 to sole executive Mr. Gagi Gogolashvili as per consulting agreement made by and between Intorio, Corp. ("Company"), and Gagi Gogolashvili ("Consultant") effective from February 01, 2021.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On January 5, 2021 the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $200 at $0.0001 per share.

During quarter ended November 30, 2021 the Company issued 1,235,000 shares of common stock to 32 shareholders for cash proceeds of $24,700 at $0.02 per share.

There were 3,235,000 shares of common stock issued and outstanding as of November 30, 2021.

Note 7 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Gagi Gogolashvili, has agreed to provide his own premise free of cost under office needs.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2021 to the date these financial statements were issued i.e. as of December 08, 2021, and has determined that it does not have any material subsequent events to disclose in these financial statements.

The extent of the impact of the coronavirus (“COVID-19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results August be materially adversely affected.

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

Three and Nine Months Ended November 30, 2021:

During the three months ended November 30, 2021, we have not generated any revenues.

Our net loss for the three months ended November 30, 2021 was $5,610. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During nine months ended November 30, 2021, we have not generated any revenues.

Our net loss for the nine months ended November 30, 2021 was $16,615. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of November 30, 2021, our total assets were $26,122 consisting of company website $6,750 and cash 19,372 held at Escrow account. As of November 30, 2021, our current liabilities were $19,590 consisting of related party loans of $5,590 and accounts payable $14,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For nine months ended November 30, 2021, net cash flows used in operating activities was $9,865.

Cash Flows from Investing Activities

We have not generated any cash flows from investing activities as of November 30, 2021.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. For nine months ended November 30, 2021, we generated $29,237 of cash from proceeds from related party loans $4,537 and issuance of common stock $24,700.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on January 4, 2021 ended November 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in 24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia

INTORIO, CORP.

By: /s/ Gagi Gogolashvili
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Gagi Gogolashvili
Gagi Gogolashvili	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	January 6, 2022