Form 10-K
period 2022-02-28
Intorio, Corp.
filed 2022-05-02
CIK 1852536

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-255055

INTORIO, CORP.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	8200 (Primary Standard Industrial Classification Number)	EIN 98-1578603 (IRS Employer Identification Number)

24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia
(702) 605-46-36

intoriocorp@gmail.com

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Incorp Services, Inc.

3773 Howard Hughes Parkway Suite 500 S

Las Vegas, NV 89169-6014

+1 (702) 866-2500

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

Yes ☐ No ☒

Class	Outstanding as of February 28, 2022
Common Stock: $0.0001	3,235,000

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on August 31, 2021, was $0.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

i

PART I

Item 1. Description of Business

GENERAL INFORMATION ABOUT OUR COMPANY

Intorio, Corp. was incorporated in the State of Nevada and established on January 04, 2022. We have no revenue and have incurred losses since inception. The Company possesses assets in a form of an operative website. Also, the company is registering its own trade mark, upon which will propose its services. We are a development-stage company formed to commence operations concerned with the online studying. We have developed a full business plan. We maintain our statutory registered agent’s office at 3773 Howard Hughes Parkway, Suite 500s, Las Vegas, Nevada 89169-6014. Our business office is located at 24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia. Our telephone number is (702) 605-46-36.

We plan to provide a new unique type of service, teaching of a school program, from the comfort of purchasers home. We will provide an online service of learning through our website. Additionally our clients can apply for tutoring in a specific subject or on some point of the teaching program. Once we are operational we intend to offer our services to clients in Georgia.

We plan to work primarily with school program, and provide teaching in following subjects:

1.	English (Reading, Grammar, Writing, Speaking Classes)

2.	Math (Calculus, Algebra, Geometry, Statistics, Trigonometry)

3.	Chemistry (Biochemistry, Analytical, Organic, Inorganic, Physical Chemistry)

4.	Physics (Classical mechanics, Thermodynamics and statistical mechanics, Quantum mechanics, atomic physics, Molecular physics)

5.	Geography (Human, Physical, Environmental and Political Geography)

6.	Biology (Anatomy, Cell and Molecular Biology, Genetics, Microbiology, Neurobiology and Zoology)

7.	History (Inner and International)

We will connect our clients with teachers and other group members over the company’s website. Our clients will have a choice to enter a group for online learning or apply for personal lesson. Our future customers require a computer or even mobile phone, webcam and internet connection.

Our Process

 We are offering groups for online learning the same as personal tutoring through our website. Our potential clients will be able to have lessons from the comfort of their homes with any subject and type of lesson they require.

Customers will choose a teacher based on the type of the lesson they require, time of the day that suits them and they are willing to choose whether they are interested to try personal tutoring or group learning. The clients choose the type of lesson and the topic for studying, then they are making the payment to our company’s bank account according to the number of lessons. After that we will connect them with a teacher and they start their lesson through our website in a form of a video call. We are sourcing our future teachers through the websites of the jobseekers and from the mouth-to-mouth strategy. We are going to hire freelance teachers depend on the lessons and programs they are qualified in. We will require each teacher to have more than 5 years verifiable experience as a professional teacher, to have their program for studying and have advanced communication skills. We will test how they conduct the lesson, before they start to provide teaching through our website.

In the future we intend to develop our website and make an extension of lessons and subjects required by our potential customers. Also we intend to add tutoring for high school students and University students with the most popular subjects. We are going to make tutoring agreements with our future clients and the freelance teaching agreements with our future teachers. Our future clients will be students and their parents and we will provide retail services to them. There are no any intends and arrangements to provide our services to school districts and universities.

The price for our services ranges from $25 to $130 per hour according to the type of lessons customers choose and the complexity of the chosen topic of the lesson. Approximately we will retain around 25-30% of the total fee paid by the customer to the tutor.

Our website

We have purchased a website. The website purchase agreement is filed as Exhibit to this Registration Statement. Our website address is http://intorio-study.com/. Currently it is fully serviced and ready for use. In addition, it has the ability to be refined and expanded.

Customers will have a choice to choose personal lessons or group classes on our website based on the time of the day, subject they want and price of the class. The clients will sign up on our website and verify their personality. The whole process will be simple: filling your brief personal information, phone number and an email address. After getting the request we will contact the person directly and discuss his needs. Once it is done, we approve the client and he can use our website as a registered user and on the schedule page he can choose the subject, type of the lesson, the time and the day comfortable for him. After the Company gets customer’s payment we will connect him with a teacher and the process of studying will start at the arranged time.

Tutoring through our website will be similar to communication over Zoom or Skype - tutors and clients will have an ability to see each other. Teaching price will range from $25 to $130 per hour.

Freelance teachers

When signing the agreement with teachers and tutors we will collect and check all the information about them. Also, we will require to complete our short registration form with their personal information. The most important things are: their education degree and the experience information. Additionally we will require each teacher to have more than 5 years verifiable experience as a professional teacher.

Market overview

After the COVID-19 pandemic appeared, the online teaching industry has started a big growth and attracted more people interested in learning by themselves and teaching their children at home. All over the world the numerous of companies started to provide an online teaching services.

Competition

The online teaching market is highly competitive. There are numerous companies in the industry selling online classes. And most of these companies are privately held, therefore our future competitors will be substantially larger than our Company and have greater financial resources than we have.

Marketing

We are going to arrange web advertisements, social web communities marketing and direct mailing. Our web-banners are going to be placed on the websites related to online learning and tutoring. We plan to spend money to pay for Google, Facebook and Instagram contextual advertising, to attract the attention of users who search information related to our business. In addition, we may spend money on YouTube advertisements played before any video.

Also we intend to make development of our website and extension of our lessons and directions of our tutoring in order to attract more potential customers and to make our services more desirable.

Facebook and Instagram

Facebook and Instagram are used as the most effective marketing tools. We are going to use them as platforms to advertise to our clients on important updates such as; schedule changes, events, classes, special discounts and any news related to our business. Additionally, we will use these services for finding new clients.

Other social media

Linkedin, Twitter, Telegram and others will be also used for expanding our client base.

Item 1A. Risk Factors.

Not required for Smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not required for Smaller reporting companies.

Item 2. Properties.

Currently we don’t own any properties. Our business office is located at 24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia. This address was provided by sole officer and president, Mr. Gagi Gogolashvili. Our telephone number is (702) 605-46-36.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of February 28, 2022, there were approximately 33 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended February 28, 2022 and 2021, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended February 28, 2022, and 2021 the Company did not repurchase any shares of its Common Stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program.

PLAN OF OPERATION

FISCAL YEAR ENDED February 28, 2022 COMPARED TO FISCAL YEAR ENDED February 28, 2021.

Our net loss for the fiscal year ended February 28, 2022 was $22,706 compared to a net loss of $1,753 during the fiscal year ended February 28, 2021. In February 28, 2022 and February 28, 2021 we have not generated any revenue.

Expenses incurred were $22,706 during fiscal year ended February 28, 2022 compared to $1,753 during fiscal year ended February 28, 2021. Expenses increased due to the Company’s operational activities.

The number of shares outstanding was 3,235,000 for the fiscal year ended February 28, 2022 and 2,000,000 for the fiscal year ended February 28, 2021.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED February 28, 2022 and 2021

As of February 28, 2022, our total assets were $22,181 consisting of capital raised from issuance of common stock and website development.

As of February 28, 2021, our total assets were $9,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended February 28, 2022, net cash flows used in operating activities was $(14,039). We have generated positive cash flows from operating activities for the fiscal year ended February 28, 2021 was $7,747.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the fiscal years ended February 28, 2022, and February 2021. Cash used in investing activities were $0 and $9,000 for the fiscal years ended February 28, 2022, and February 2021.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended February 28, 2022, net cash provided by financing activities was $29,887. For the fiscal year ended February 28, 2021, net cash from financing activities was $1,253.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-9 of this report and are incorporated by reference in this Item 8.

Item 9. Changes in and Disagreements with Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of February 28, 2022. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;
•	Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures relating to those transactions; and
•	Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many development stage companies. We may not be able to fully remediate the material weakness until we commence operations at which time, we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Gagi Gogolashvili 24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia	32	President, Secretary, Treasurer and Director

Gagi Gogolashvili has been holding the above stated positions since the inception of the Company and is expected to hold them until the next annual meeting of our stockholders. Thereby, Mr. Gagi Gogolashvili is currently the sole officer/Director and control person of Intorio, Corp.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Gagi Gogolashvili, Age 32

Mr. Gagi Gogolashvili has served as the Company’s President, Chief Executive Officer, Secretary, Treasurer and a Director since its incorporation on January 04, 2021. He has got the degree in Business Administration. He has worked in teaching industry for the last 6 years and during this time Mr. Gagi Gogolashvili has been planning formation and operation of Intorio, Corp. His specific knowledge, qualifications and skills have led to our conclusion that Mr. Gagi Gogolashvili is a suitable person to develop our business. He has been a Leader of international teachers and a curator of students at “Nancy Education” Chinese company located in Beijing from 2013 till 2019. His duties included the following business activities: lead international teachers and students(from all over the world) in summer and winter camps, develop new teaching strategies and adopting teaching programs for different kind of Students.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Gagi Gogolashvili	Treas., Sec.	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Treas., Sec.	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Gagi Gogolashvili was elected as an officer and director on January 4, 2021 and his election became effective on January 4, 2021.

Since Inception on January 4, 2021, Gagi Gogolashvili only member of our Board of Director was not compensated for his services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of February 28, 2022, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Gagi Gogolashvili, President, CEO, Treasurer, Secretary and Chairman of the Board.	2,000,000 shares

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Gagi Gogolashvili, President, CEO, Treasurer, Secretary and Chairman of the Board.	62%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On January 5, 2021, we offered for services rendered 2,000,000 shares of common stock to Gagi Gogolashvili, our sole officer and director, at a purchase price of $0.0001 per share, for aggregate proceeds of $200.

During the period from January 4, 2021 (inception) to February 28, 2022, Gagi Gogolashvili loaned $6,240 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Zia Ullah & Co. for services for the fiscal year 2021. We hired new auditor firm Victor Mokuolu, CPA PLLC.

Fee Category	Fiscal Year 2022	Fiscal Year 2021
Audit Fees	$3,300	$2,770
Tax Fees	–	–
Legal Fees	2,000	1,300
Total	$5,300	$4,070

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

Audit-Related Fees

Audit-related fees consist of fees billed for professional services for consultation on accounting matters.

Approval of Services Provided by Independent Registered Public Accounting Firm

The Board of Directors has considered whether the services provided under other non-audit services are compatible with maintaining the auditor’s independence and has determined that such services are compatible. The Board of Directors has adopted policies and procedures for pre-approving all non-audit work performed by the external auditors. The Board of Directors will annually pre-approve services in specified accounting areas. The Board of Directors also annually approves the budget for the annual generally accepted accounting principles (GAAP) audit.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Intorio, Corp. at February 28, 2022 and 2021, and for each of the two fiscal years in the period ended February 28, 2022, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

(2) Not applicable.

(3) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1, SEC File No. 333-255055 as declared effective by the Commission on June 03, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2022.

INTORIO, CORP.

By:	/s/ Gagi Gogolashvili
Gagi Gogolashvili
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 2, 2022.

Signature	Title

/s/ Gagi Gogolashvili	President, Chief Executive Officer, Treasurer, Secretary,
Gagi Gogolashvili	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

INTORIO, CORP.

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Shareholders and the Board of Directors of

Intorio Corp.

Opinion on the Financial Statements

We have audited the accompanying financial statements of Intorio Corp. (“the Company”), which comprise the balance sheet as of February 28, 2022, and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Intorio Corp. as of February 28, 2022, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, and have accumulated deficit as of February 28, 2022, and the Company and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

A critical audit matter is any matter arising from the audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex auditor judgment. We determined that there are no critical audit matters.

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2022.

Houston, Texas

April 29, 2022

PCAOB ID: 6771

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Intorio, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Intorio, Corp. ("the Company") as of February 28, 2021 the related statements of operations, stockholder's equity (deficit), and cash flows, for the period from January 04, 2021 (inception) to February 28, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021, and the results of its operations and its cash flows for the period from January 04, 2021 (inception) to February 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company had accumulated deficit of $1,753 from January 04, 2021 (inception) to February 28, 2021. Management's plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Zia Masood Kiani & Co.

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company's auditor since 2021.

Islamabad, Pakistan

Date: April 05, 2021

INTORIO, CORP.

BALANCE SHEETS (AUDITED)

	February 28, 2022	February 28, 2021
ASSETS

Current Assets
Escrow account	$15,848	$–
Total Current Assets	15,848	–
Intangible Assets
Website development	9,000	9,000
Less: Accumulated amortization	(2,667)	–
Total Non-current Assets	6,333	9,000
TOTAL ASSETS	$22,181	$9,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Current Liabilities
Director Loan	6,240	1,053
Accounts payable	15,500	9,500
Total Current Liabilities	21,740	10,553

Commitments and Contingencies	–	–

Stockholders’ Equity

Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,235,000 and 2,000,000 shares issued and outstanding respectively;	323	200
Additional paid-in-capital	24,577	–
Accumulated deficit	(24,459)	(1,753)
Total Stockholders’ Equity	441	(1,553)

Total Liabilities and Stockholders’ Equity	$22,181	$9,000

See accompanying notes, which are an integral part of these financial statements

INTORIO, CORP.

STATEMENTS OF OPERATIONS (AUDITED)

	For the year ended February 28, 2022	For the period from January 4, 2021 ending February 28, 2021

OPERATING EXPENSES
General and Administrative Expenses	$22,706	$1,753
TOTAL OPERATING EXPENSES	(22,706)	(1,753)

NET INCOME (LOSS) FROM OPERATIONS	(22,706)	(1,753)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(22,706)	$(1,753)

NET LOSS PER SHARE; BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; BASIC AND DILUTED	3,235,000	2,000,000

See accompanying notes, which are an integral part of these financial statements

INTORIO, CORP.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

From Inception (January 4, 2021) for the years February 28, 2021 and 2022

	Common Stock		Additional Paid-in		Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Inception, January 4, 2021	–	$–	$–	$–	$–
Shares issued for cash at $0.0001 per share on January 5, 2021	2,000,000	200	–	–	200
Net loss for the year ended February 28, 2021	–	–	–	(1,753)	(1,753)
Balance, February 28, 2021	2,000,000	$200	$–	$(1,753)	$(1,553)
Shares issued for cash at $0.02 per share during June - August 31, 2021	1,235,000	124	24,577	–	24,700
Net loss for the year ended February 28, 2022	–	–	–	(22,706)	(22,706)
Balance, February 28, 2022	3,235,000	$324	$24,577	$(24,459)	$441

See accompanying notes, which are an integral part of these financial statements

INTORIO, CORP.

STATEMENTS OF CASH FLOWS (AUDITED)

	For the year ended February 28, 2022	From January 4, 2021 to February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(22,706)	$(1,753)
Adjustments to reconcile net loss to net cash (used in) operating activities
Accounts Payable	6,000	9,500
Amortization of Intangible Assets	2,667	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,039)	7,747

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	24,700	200
Director Loan	5,187	1,053
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$29,887	$1,253

NET INCREASE IN CASH	$15,848	$–
Cash and equivalents at beginning of the year	–	–
Cash and equivalents at end of the year	$15,848	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

INTORIO, CORP.

Notes to the Condensed Financial Statements

February 28, 2022 and 2021

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $24,459 as of February 28, 2022 and $1,753 as of February 28, 2021. The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position in the matter so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

INTORIO, CORP.

Notes to the Condensed Financial Statements

February 28, 2022 and 2021

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $15,848 of cash as of February 28, 2022 and zero as of February 28, 2021.

Depreciation, Amortization, and Capitalization

Intangibles comprise of Company’ website. The website was purchased on February 28, 2021 for $9,000. The Company amortize its intangible using straight-line depreciation over the estimated useful life of 3 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. For the year ended February 28, 2022 the amortization expense was $2,667.

The company received Trademark on January 18, 2022. The trademark is registered in Georgia. All expenses related to the acquisition of the trademark were expensed in the related period.

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

February 28, 2022 and 2021

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of February 28, 2022 and 2021 were no differences between our comprehensive loss and net loss.

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

INTORIO, CORP.

Notes to the Condensed Financial Statements

February 28, 2022 and 2021

Note 4 – INTANGIBLE ASSETS

Intangibles comprise of Company’ website. The website was purchased on February 28, 2021 for $9,000. The Company amortized its intangible asset using straight-line depreciation over the estimated useful life of 3 years.

For the year ended February 28, 2022 the company had recorded $2,667 in amortization expense.

Note 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, the Company relies on advances from its sole executive until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officer, director, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of February 28, 2022 & February 28, 2021, our sole director has loaned to the Company $6,240 and $1,053 respectively. This loan is unsecured, non-interest bearing and due on demand.

Further, to the above transaction, there is a consideration payable within Accounts Payable of $15,500 for the year ended February 28, 2022 to sole executive Mr. Gagi Gogolashvili as per consulting agreement made by and between Intorio, Corp. ("Company"), and Gagi Gogolashvili ("Consultant") effective from February 01, 2021.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On January 5, 2021 the Company issued 2,000,000 shares of common stock to the CEO at $0.0001 per share.

There were 2,000,000 shares of common stock issued and outstanding as of February 28, 2021.

During the period ended August 31, 2021 the Company issued 1,235,000 shares of common stock to 32 shareholders for cash proceeds of $24,700 at $$0.02 per share.

There were 3,235,000 shares of common stock issued and outstanding as of February 28, 2022.

INTORIO, CORP.

Notes to the Condensed Financial Statements

February 28, 2022 and 2021

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

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

