Form 10-Q
period 2022-08-31
Intorio, Corp.
filed 2022-10-03
CIK 1852536

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 31, 2022
Common Stock: $0.0001	3,235,000

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTORIO, CORP.

CONDENSED BALANCE SHEETS

	August 31, 2022	February 28, 2022
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$3,959	$15,848
Total Current Assets	3,959	15,848
Non-Current Assets
Website Development	9,000	9,000
Less: Accumulated Amortization	(4,001)	(2,667)
Total Non-Current Assets	4,999	6,333

Total Assets	$8,958	$22,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$18,500	$15,500
Director Loan	6,379	6,240
Total Current Liabilities	24,879	21,740

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 3,235,000 shares issued and outstanding;	323	323
Additional paid-in capital	24,577	24,577
Accumulated profits / (deficit)	(40,821)	(24,459)
Total Stockholders’ Equity	(15,921)	441

Total Liabilities and Stockholders’ Equity	$8,958	$22,181

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2022	Three months ended August 31, 2021	Six months ended August 31, 2022	Six months ended August 31, 2021

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	5,943	4,406	16,362	11,005
TOTAL OPERATING EXPENSES	(5,943)	(4,406)	(16,362)	(11,005)

NET INCOME (LOSS) FROM OPERATIONS	(5,943)	(4,406)	(16,362)	(11,005)

INCOME (LOSS) BEFORE TAXES	(5,943)	(4,406)	(16,362)	(11,005)
PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS) FOR THE PERIOD	$(5,943)	(4,406)	$(16,362)	$(11,005)

NET LOSS PER SHARE: BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)
NET LOSS PER SHARE: DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	3,235,000	2,946,033	3,235,000	2,354,313
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	3,235,000	2,946,033	3,235,000	2,354,313

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT)

From Inception (January 4, 2021) to August 31, 2022

(Unaudited)

	Common Stock		Additional Paid-in		Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Inception, January 4, 2021	–	$–	$–	$–	$–
Shares issued for cash at $0.0001 per share on January 5, 2021	2,000,000	200	–	–	200
Net loss for the period ended February 28, 2021	–	–	–	(1,753)	(1,753)
Balance, February 28, 2021	2,000,000	$200	$–	$(1,753)	$(1,553)

Net loss for the period ended May 31, 2021	–	–	–	(6,599)	(6,599)
Balance, May 31, 2021	2,000,000	$200	$–	$(8,352)	$(8,152)

Shares issued for cash at $0.02 per share during quarter ended August 31, 2021	1,235,000	123	24,577	–	24,700
Net loss for the period ended August 31, 2021	–	–	–	(4,406)	(4,406)
Balance, August 31, 2021	3,235,000	$323	$24,577	$(12,758)	$12,142

Net loss for the year ended February 28, 2022	–	–	–	(22,706)	(22,706)
Balance, February 28, 2022	3,235,000	$323	$24,577	$(24,459)	$441

Net loss for the period ended May 31, 2022	–	–	–	(10,419)	(10,419)
Balance, May 31, 2022	3,235,000	$323	$24,577	$(34,879)	$(9,978)

Net loss for the period ended August 31, 2022	–	–	–	(5,943)	(5,943)
Balance, August 31, 2022	3,235,000	$323	$24,577	$(40,821)	$(15,921)

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended August 31, 2022	Six months ended August 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(16,362)	$(11,005)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization of intangible assets	1,334	1,500
Accounts Payable	3,000	3,000
CASH FLOWS GENERATED FROM OPERATING ACTIVITIES	(12,028)	(6,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	24,700
Related Party Loans	139	4,349
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	139	29,049

NET INCREASE/ DECREASE IN CASH	$(11,889)	$22,544

Cash, beginning of period	$15,848	$0
Cash, end of period	$3,959	$22,544

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

Notes to the Condensed Financial Statements

August 31, 2022

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Intorio, Corp. was incorporated in the State of Nevada and established on January 04, 2021. We have no revenue and have incurred losses since inception. The Company possesses assets in a form of an operative website. Also, the company is registering its own trademark, upon which will propose its services. We are a development-stage company formed to commence operations concerned with the online studying. We have developed a full business plan. Our business office is located at 24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia. Our telephone number is (702) 605-4636.

We plan to provide a new unique type of service, teaching of a school program, from the comfort of purchasers’ home. We will provide an online service of learning through our website. Additionally, our clients can apply for tutoring in a specific subject or on some point of the teaching program. Once we are operational, we intend to offer our services to clients in Georgia.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $40,821 as of August 31, 2022 and $24,459 as of February 28, 2022. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position in the matter so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $3,959 of cash as of August 31, 2022 and $15,848 as of February 28, 2022.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of August 31, 2022 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

For the period three months ended August 31, 2022 the company had recorded $1,334 in amortization expense.

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

As of August 31, 2022 & February 28, 2022, our sole director has loaned to the Company $6,379 and $6,240 respectively. This loan is unsecured, non-interest bearing and due on demand.

Further, to the above transaction, there is a consideration payable for the quarter ended August 31, 2022 within Accounts Payable of $1,500 to sole executive Mr. Gagi Gogolashvili as per consulting agreement made by and between Intorio, Corp. ("Company"), and Gagi Gogolashvili ("Consultant") effective from February 01, 2021.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On January 5, 2021 the Company issued 2,000,000 shares of common stock to a director for consideration of $200 at $0.0001 per share.

As of February 28, 2022 the Company issued 1,235,000 shares of common stock to 32 shareholders for cash proceeds of $24,700 at $0.02 per share.

There were 3,235,000 shares of common stock issued and outstanding as of August 31, 2022.

Note 7 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Gagi Gogolashvili, has agreed to provide his own premise free of cost under office needs.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended August 31, 2022 and 202:

During the three and six months ended August 31, 2022, we have not generated any revenues.

Our net loss for the three and six months ended August 31, 2022 was $5,943 and $16,362. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During three and six months ended August 31, 2021, we have not generated any revenues.

Our net loss for the three and six months ended August 31, 2021 was $4,406 and $11,005. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of August 31, 2022, our total assets were $8,958 consisting of company website $4,999 and cash 3,959 held at Escrow account. As of August 31, 2022, our current liabilities were $24,879 consisting of related party loans of $6,379 and accounts payable $18,500.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For six months ended August 31, 2022, net cash flows used in operating activities was $12,028. For six months ended August 31, 2021, net cash flows used in operating activities was $6,505.

Cash Flows from Investing Activities

We did not generate any cash flows from investing activities for the six-month period ended August 31, 2022 and 2021.

Cash Flows from Financing Activities

We have generated cash flows from financing activities for six months ending August 31, 2022 in the amount of $139 from director loan. We have generated positive cash flows from financing activities for six months ended August 31, 2021, of $29,049 representing cash proceeds from related party loans.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on January 4, 2021 ended August 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Gagi Gogolashvili
Gagi Gogolashvili	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	October 03, 2022

