Form 10-K
period 2023-02-28
Intorio, Corp.
filed 2023-04-26
CIK 1852536

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☒

Class	Outstanding as of February 28, 2023
Common Stock: $0.0001	3,235,000

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on August 31, 2022, was $0.

i

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

ii

PART I

Item 1. Description of Business

GENERAL INFORMATION ABOUT OUR COMPANY

Intorio, Corp. was incorporated in the State of Nevada and established on January 04, 2021. We have incurred losses since inception. The Company possesses assets in a form of an operative website. Also, the company is registering its own trade mark, upon which will propose its services. We are a development-stage company formed to commence operations concerned with the online studying. We have developed a full business plan. We maintain our statutory registered agent’s office at 3773 Howard Hughes Parkway, Suite 500s, Las Vegas, Nevada 89169-6014. Our business office is located at 24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia. Our telephone number is (702) 605-46-36.

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

Registered Holders of our Common Stock

As of February 28, 2023, there were approximately 33 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended February 28, 2023 and 2022, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended February 28, 2023, and 2022 the Company did not repurchase any shares of its Common Stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program.

PLAN OF OPERATION

FISCAL YEAR ENDED February 28, 2023 COMPARED TO FISCAL YEAR ENDED February 28, 2022.

Our net loss for the fiscal year ended February 28, 2023 was $25,447 compared to a net loss of $22,706 during the fiscal year ended February 28, 2022. In February 28, 2023 we generated total revenue of $2,100 and in February 28, 2022 the Company have not generated any revenue.

Expenses incurred were $25,447 during fiscal year ended February 28, 2023 compared to $22,706 during fiscal year ended February 28, 2022. Expenses increased due to the Company’s operational activities.

The number of shares outstanding was 3,235,000 for the fiscal year ended February 28, 2023 and 3,235,000 for the fiscal year ended February 28, 2022.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED February 28, 2023 and 2022

As of February 28, 2023, our total assets were $5,475 consisting of capital raised from issuance of common stock and website development.

As of February 28, 2022, our total assets were $22,181.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended February 28, 2023, net cash flows used in operating activities was $(16,779). We have not generated positive cash flows from operating activities for the fiscal year ended February 28, 2022 was $(14,039).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the fiscal years ended February 28, 2023, and February 2022.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended February 28, 2023, net cash provided by financing activities was $2,741. For the fiscal year ended February 28, 2022, net cash from financing activities was $29,887.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of February 28, 2023. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Gagi Gogolashvili 24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia	33	President, Secretary, Treasurer and Director

Gagi Gogolashvili has been holding the above stated positions since the inception of the Company and is expected to hold them until the next annual meeting of our stockholders. Thereby, Mr. Gagi Gogolashvili is currently the sole officer/Director and control person of Intorio, Corp.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Gagi Gogolashvili, Age 33

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

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Gagi Gogolashvili	Treas., Sec.	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Treas., Sec.	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of February 28, 2023, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

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

During the period from January 4, 2021 (inception) to February 28, 2023, Gagi Gogolashvili loaned $8,981 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Victor Mokuolu, CPA PLLC. for services for the fiscal years 2023 and 2022.

Fee Category	Fiscal Year 2023	Fiscal Year 2022
Audit Fees	$15,000	$3,300
Tax Fees	–	–
Legal Fees		2,000
Total	$15,000	$5,300

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

The following documents are filed as part of this report:

The Financial Statements of Intorio, Corp. at February 28, 2023 and 2022, and for each of the two fiscal years in the period ended February 28, 2023, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

(2) Not applicable.

(3) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1, SEC File No. 333-255055 as declared effective by the Commission on June 03, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2023.

INTORIO, CORP.

By:	/s/ Gagi Gogolashvili
Gagi Gogolashvili
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 26, 2023.

Signature	Title

/s/ Gagi Gogolashvili	President, Chief Executive Officer, Treasurer, Secretary,
Gagi Gogolashvili	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

INTORIO, CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Shareholders and the Board of Directors of

Intorio Corp.

Opinion on the Financial Statements

We have audited the accompanying financial statements of Intorio Corp. (“the Company”), which comprise the balance sheet as of February 28, 2023 and February 28, 2022, and the related statements of operation, stockholders’ deficit, and cash flows for the years then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Intorio Corp. as of February 28, 2023 and February 28, 2022, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 - Going Concern, to the financial statements, the Company has incurred losses since inception, and has accumulated deficit as of February 28, 2023, and the Company and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

April 26, 2023

PCAOB ID: 6771

INTORIO, CORP.

BALANCE SHEETS

	February 28, 2023	February 28, 2022
ASSETS

Current Assets
Cash	$1,810	$15,848
Total Current Assets	1,810	15,848
Intangible Assets
Website development	9,000	9,000
Less: Accumulated amortization	(5,335)	(2,667)
Total Non-current Assets	3,665	6,333
TOTAL ASSETS	$5,475	$22,181

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Director Loan	$8,981	$6,240
Accounts payable - Related Party	21,500	15,500
Total Current Liabilities	30,481	21,740

Stockholders’ Deficit

Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,235,000 shares issued and outstanding respectively;	324	323
Additional paid-in-capital	24,577	24,577
Accumulated deficit	(49,906)	(24,459)
Total Stockholders’ Deficit	(25,006)	441

Total Liabilities and Stockholders’ Deficit	$5,475	$22,181

See accompanying notes, which are an integral part of these financial statements

INTORIO, CORP.

STATEMENTS OF OPERATIONS

	For the year ended February 28, 2023	For the year ended February 28, 2022

REVENUE (Consulting)	$2,100	$–

OPERATING EXPENSES
General and Administrative Expenses	27,547	22,706
TOTAL OPERATING EXPENSES	(27,547)	(22,706)

NET INCOME (LOSS) FROM OPERATIONS	(25,447)	(22,706)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(25,447)	$(22,706)

NET LOSS PER SHARE; BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; BASIC AND DILUTED	3,235,000	3,235,000

See accompanying notes, which are an integral part of these financial statements

INTORIO, CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years February 28, 2022 and 2023

	Common Stock		Additional Paid-in		Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, February 28, 2021	2,000,000	$200	$–	$(1,753)	$(1,553)
Shares issued for cash at $0.02 per share during June - August 31, 2021	1,235,000	124	24,577	–	24,700
Net loss for the year ended February 28, 2022	–	–	–	(22,706)	(22,706)
Balance, February 28, 2022	3,235,000	$324	$24,577	$(24,459)	$441
Net loss for the year ended February 28, 2023	–	–	–	(25,447)	(25,447)
Balance, February 28, 2023	3,235,000	$324	$24,577	$(49,906)	$(25,006)

See accompanying notes, which are an integral part of these financial statements

INTORIO, CORP.

STATEMENTS OF CASH FLOWS

	For the year ended February 28, 2023	For the year ended February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(25,447)	$(22,706)
Adjustments to reconcile net loss to net cash (used in) operating activities
Accounts Payable	6,000	6,000
Amortization of Intangible Assets	2,668	2,667
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,779)	(14,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	24,700
Director Loan	2,741	5,187
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,741	29,887

NET DECREASE IN CASH	(14,038)	15,848
Cash and equivalents at beginning of the year	15,848	–
Cash and equivalents at end of the year	$1,810	$15,848

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

INTORIO, CORP.

Notes to the Financial Statements

February 28, 2023 and 2022

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Intorio, Corp. was incorporated in the State of Nevada and established on January 04, 2021. We have incurred losses since inception. The Company possesses assets in a form of an operative website. Also the Company is registering its own trademark, upon which will propose its services. We are a development-stage company formed to commence operations concerned with the online studying. We have developed a full business plan. Our business office is located at 24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia. Our telephone number is (702) 605-46-36.

We plan to provide a new unique type of service, teaching of a school program, from the comfort of purchasers home. We will provide an online service of learning through our website. Additionally our clients can apply for tutoring in a specific subject or on some point of the teaching program. Once we are operational we intend to offer our services to clients in Georgia.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $49,906 as of February 28, 2023 and $24,459 as of February 28, 2022. The Company currently has losses and has not completed its efforts to establish source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

INTORIO, CORP.

Notes to the Financial Statements

February 28, 2023 and 2022

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,810 of cash as of February 28, 2023 and $15,848 as of February 28, 2022.

Depreciation, Amortization, and Capitalization

Intangibles comprise of Company’ website. The website was purchased on February 28, 2021 for $9,000. The Company amortize its intangible using straight-line amortization over the estimated useful life of 3 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in operations. For the year ended February 28, 2023 the amortization expense was $5,335 and $2,667 as of February 28, 2022.

The Company received Trademark on January 18, 2022. The trademark is registered in Georgia. All expenses related to the acquisition of the trademark were expensed in the related period.

Fair Value of Financial Instruments

ASC topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from Director and accounts payable approximates its fair value due to their short-term maturity.

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

INTORIO, CORP.

Notes to the Financial Statements

February 28, 2023 and 2022

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue from services. Adoption of new accounting standard did not have any material impact on our reported revenue.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of February 28, 2023 and 2022 were no differences between our comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

INTORIO, CORP.

Notes to the Condensed Financial Statements

February 28, 2023 and 2022

Note 4 – INTANGIBLE ASSETS

Intangibles are comprised of Company’s website. The website was purchased on February 28, 2021 for $9,000. The Company amortized its intangible asset using straight-line amortization over the estimated useful life of 3 years.

For the year ended February 28, 2023 the Company had recorded $5,335 in amortization expense and $2,667 as of February 28, 2022.

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

As of February 28, 2023 & February 28, 2022, our sole director has loaned to the Company $8,981 and $6,240 respectively. This loan is unsecured, non-interest bearing and due on demand.

Further, to the above transaction, there is a consideration payable within Accounts Payable of $21,500 for the year ended February 28, 2023 to sole executive Mr. Gagi Gogolashvili as per consulting agreement made by and between Intorio, Corp. (“Company”), and Gagi Gogolashvili (“Consultant”) effective from February 01, 2021.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On January 5, 2021 the Company issued 2,000,000 shares of common stock to the Chief Executive Officer at $0.0001 per share.

There were 2,000,000 shares of common stock issued and outstanding as of February 28, 2021.

During the period ended August 31, 2021 the Company issued 1,235,000 shares of common stock to 32 shareholders for cash proceeds of $24,700 at $$0.02 per share.

There were 3,235,000 shares of common stock issued and outstanding as of February 28, 2023.

INTORIO, CORP.

Notes to the Financial Statements

February 28, 2023 and 2022

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

