Form 10-Q
period 2023-11-30
Intorio, Corp.
filed 2024-01-10
CIK 1852536

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2023
Common Stock: $0.0001	3,235,000

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTORIO, CORP.

CONDENSED BALANCE SHEETS

	November 30, 2023	February 28, 2023
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,912	$1,810
Total Current Assets	1,912	1,810
Non-Current Assets
Website Development	9,000	9,000
Less: Accumulated Amortization	(7,336)	(5,335)
Total Non-Current Assets	1,664	3,665

Total Assets	$3,576	$5,475

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable	$26,000	$21,500
Director Loan	18,459	8,981
Total Current Liabilities	44,459	30,481

Stockholders’ Equity (Deficit)
Common stock, par value $0.0001; 75,000,000 shares authorized, 3,235,000 shares issued and outstanding;	324	324
Additional paid-in capital	24,577	24,577
Accumulated profits / (deficit)	(65,784)	(49,906)
Total Stockholders’ Equity (Deficit)	(40,883)	(25,006)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,576	$5,475

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2023	Three months ended November 30, 2022	Nine months ended November 30, 2023	Nine months ended November 30, 2022

REVENUES (CONSULTING INCOME)	$2,000	$500	$4,100	$500

OPERATING EXPENSES
General and Administrative Expenses	4,425	5,965	19,978	22,327
TOTAL OPERATING EXPENSES	(4,425)	(5,965)	(19,978)	(22,327)

INCOME (LOSS) FROM OPERATIONS	(2,425)	(5,465)	(15,878)	(21,827)

INCOME (LOSS) BEFORE TAXES	(2,425)	(5,465)	(15,878)	(21,827)
PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS) FOR THE PERIOD	$(2,425)	$(5,465)	$(15,878)	$(21,827)

NET LOSS PER SHARE: BASIC	$(0.00)	$(0.00)	$(0.00)	$(0.00)
NET LOSS PER SHARE: DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	3,235,000	3,235,000	3,235,000	3,235,000
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	3,235,000	3,235,000	3,235,000	3,235,000

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From Inception (January 4, 2021) to November 30, 2023

(Unaudited)

	Common Stock		Additional Paid-in		Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, February 28, 2022	3,235,000	$323	$24,577	$(24,459)	$441
Net loss for the year ended May 31, 2022	–	–	–	(10,419)	(10,419)
Balance, May 31, 2022	3,235,000	$323	$24,577	$(34,879)	$(9,978)

Net loss for the year ended August 31, 2022	–	–	–	(5,943)	(5,943)
Balance, August 31, 2022	3,235,000	$323	$24,577	$(40,821)	$(15,921)

Net loss for the year ended November 30, 2022	–	–	–	(5,465)	(5,465)
Balance, November 30, 2022	3,235,000	$323	$24,577	$(46,286)	$(21,386)

Balance, February 28, 2023	3,235,000	$324	$24,577	$(49,906)	(25,006)
Net loss for the period ended May 31, 2023	–	–	–	(9,877)	(9,877)
Balance, May 31, 2023	3,235,000	$324	$24,577	$(59,783)	$(34,883)

Net loss for the period ended August 31, 2023	–	–	–	(3,576)	(3,576)
Balance, August 31, 2023	3,235,000	$324	$24,577	$(63,359)	$(38,459)

Net loss for the period ended November 30, 2023	–	–	–	(2,425)	(2,425)
Balance, November 30, 2023	3,235,000	$324	$24,577	$(65,784)	$(40,883)

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended November 30, 2023	Nine months ended November 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(15,878)	$(21,827)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization of intangible assets	2,001	2,001
Accounts Payable	4,500	4,500
CASH FLOWS GENERATED FROM OPERATING ACTIVITIES	(9,377)	(15,326)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	9,479	238
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,479	238

NET INCREASE/ DECREASE IN CASH	102	(15,088)

Cash, beginning of period	1,810	15,848
Cash, end of period	$1,912	$760

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

Notes to the Condensed Financial Statements

November 30, 2023

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $65,784 as of November 30, 2023 and $49,906 as of February 28, 2023. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position in the matter so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of November 30, 2023 there was no differences between our comprehensive loss and net loss.

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

For the period nine months ended November 30, 2022 and 2023 the company had recorded $2,001 in amortization expense.

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

As of November 30, 2023 & February 28, 2023, our sole director has loaned to the Company $18,459 and $8,981 respectively. This loan is unsecured, non-interest bearing and due on demand.

Further, to the above transaction, there is a consideration payable for the quarter ended November 30, 2023 within Accounts Payable of $1,500 to sole executive Mr. Gagi Gogolashvili as per consulting agreement made by and between Intorio, Corp. (“Company”), and Gagi Gogolashvili (“Consultant”) effective from February 01, 2021.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On January 5, 2021 the Company issued 2,000,000 shares of common stock to a director for consideration of $200 at $0.0001 per share.

As of February 28, 2022 the Company issued 1,235,000 shares of common stock to 32 shareholders for cash proceeds of $24,700 at $0.02 per share.

There were 3,235,000 shares of common stock issued and outstanding as of February 28, 2023 and as of November 30, 2023.

Note 7 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Gagi Gogolashvili, has agreed to provide his own premises free of cost under office needs.

As of November 30, 2023 & February 28, 2023, our sole director has loaned to the Company $18,459 and $8,981 respectively. This loan is unsecured, non-interest bearing and due on demand.

As of November 30, 2023 & February 28, 2023, the amount payable to our sole officer and director Mr. Gagi Gogolashvili in compensation was $26,000 and $21,500 respectively.

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

Three Months Ended November 30, 2023 and 2022:

During the three and nine months ended November 30, 2023, we have generated $2,000 revenue from consulting services.

Our net loss for the three and nine months ended November 30, 2023 was $2,425 and $15,878. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During three and nine months ended November 30, 2022, we have generated $500 revenue from consulting services.

Our net loss for the three and nine months ended November 30, 2022 was $5,465 and $21,827. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of November 30, 2023, our total assets were $3,576 consisting of company website $1,664 and cash $1,912 held at Escrow account. As of November 30, 2023, our current liabilities were $44,459 consisting of related party loans of $18,459 and accounts payable $26,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For nine months ended November 30, 2023, net cash flows used in operating activities was $9,377. For nine months ended November 30, 2022, net cash flows used in operating activities was $15,326.

Cash Flows from Investing Activities

We did not generate any cash flows from investing activities for the nine -month period ended November 30, 2023 and 2022.

Cash Flows from Financing Activities

We have generated cash flows from financing activities for nine months ending November 30, 2023 in the amount of $9,479 from director loan. For nine months ended November 30, 2022, net cash flows used in financing activities was $238.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on January 4, 2021 ended November 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Gagi Gogolashvili
Gagi Gogolashvili	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	January 10, 2024

