Form 10-K
period 2024-02-29
Intorio, Corp.
filed 2024-05-02
CIK 1852536

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on August 31, 2023, was $0.

Class	Outstanding as of February 29, 2024
Common Stock: $0.0001	3,235,000

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

Item 1C. Cybersecurity

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

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

Registered Holders of our Common Stock

As of February 29, 2024, there were approximately 34 record owners  of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended February 29, 2024 and February 28, 2023, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended February 29, 2024, and February 28, 2023 the Company did not repurchase any shares of its Common Stock.

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

PLAN OF OPERATION

FISCAL YEAR ENDED February 29, 2024 COMPARED TO FISCAL YEAR ENDED February 28, 2023.

Our net loss for the fiscal year ended February 29, 2024 was $27,237 compared to a net loss of $25,447 during the fiscal year ended February 28, 2023. In February 29, 2024 we generated total revenue of $4,850 and in February 28, 2023 the Company generated total revenue of $2,100.

Expenses incurred were $32,087  during fiscal year ended February 29, 2024 compared to $27,547  during fiscal year ended February 28, 2023. Expenses increased due to the Company’s operational activities.

The number of shares outstanding was 3,235,000 for the fiscal year ended February 29, 2024 and 3,235,000 for the fiscal year ended February 28, 2023.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED February 29, 2024 and February 28, 2023

As of February 29, 2024, our total assets were $1,918 consisting of capital raised from issuance of common stock and website development.

As of February 28, 2023, our total assets were $5,475.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended February 29, 2024, net cash flows used in operating activities was $(18,569). We have not generated positive cash flows from operating activities for the fiscal year ended February 28, 2023, net cash flows used in operating activities was $(16,779).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the fiscal years ended February 29, 2024, and February 28, 2023.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended February 29, 2024, net cash provided by financing activities was $17,680. For the fiscal year ended February 28, 2023, net cash from financing activities was $2,741.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of February 29, 2024. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended February 29, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Gagi Gogolashvili 24 Alexander Kazbegi Ave, Tbilisi 0177, Georgia	34	President, Secretary, Treasurer and Director

Gagi Gogolashvili has been holding the above stated positions since the inception of the Company and is expected to hold them until the next annual meeting of our stockholders. Thereby, Mr. Gagi Gogolashvili is currently the sole officer/Director and control person of Intorio, Corp.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Gagi Gogolashvili, Age 34

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

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Gagi Gogolashvili	Treas., Sec.	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Treas., Sec.	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of February 29, 2024, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

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

During the period from January 4, 2021 (inception) to February 29, 2024, Gagi Gogolashvili loaned $26,660 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Victor Mokuolu, CPA PLLC. for services for the fiscal years 2024 and 2023.

Fee Category	Fiscal Year 2024	Fiscal Year 2023
Audit Fees	$13,634	$15,000
Tax Fees	–	–
Legal Fees
Total	$13,634	$15,000

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

The following documents are filed as part of this report:

The Financial Statements of Intorio, Corp. at February 29, 2024 and February 28, 2023, and for each of the two fiscal years in the period ended February 29, 2024, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-10 of this Report.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2024.

INTORIO, CORP.

By:	/s/ Gagi Gogolashvili
Gagi Gogolashvili
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 2, 2024.

Signature	Title

/s/ Gagi Gogolashvili	President, Chief Executive Officer, Treasurer, Secretary,
Gagi Gogolashvili	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

INTORIO, CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Intorio, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Intorio, Corp. (the “Company”) as of February 29, 2024, and February 28, 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended February 29, 2024, and February 28, 2023, and the related notes (collectively referred to as the “Financial Statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of the years ended February 29, 2024, and February 28, 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating losses, and had an accumulated deficit of $77,143 and $49,906 as of February 29, 2024 and February 28, 2023 respectively. The Company also had a working capital deficit of $53,239 and $28,671 as of February 29, 2024 and February 28, 2023 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

May 2, 2024

PCAOB ID: 6771

INTORIO, CORP.

BALANCE SHEETS

	February 29, 2024	February 28, 2023
ASSETS

Current Assets
Cash	$921	$1,810
Total Current Assets	921	1,810
Intangible Assets
Website development	9,000	9,000
Less: Accumulated amortization	(8,003)	(5,335)
Total Non-current Assets	997	3,665

TOTAL ASSETS	$1,918	$5,475

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Director Loan	$26,660	$8,981
Accounts payable - Related Party	27,500	21,500
Total Current Liabilities	54,160	30,481

Stockholders’ Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,235,000 shares issued and outstanding respectively;	324	324
Additional paid-in-capital	24,577	24,577
Accumulated deficit	(77,143)	(49,906)
Total Stockholders’ Deficit	(52,242)	(25,005)

Total Liabilities and Stockholders’ Deficit	$1,918	$5,475

See accompanying notes, which are an integral part of these financial statements

INTORIO, CORP.

STATEMENTS OF OPERATIONS

	For the year ended February 29, 2024	For the year ended February 28, 2023

REVENUE (Consulting)	$4,850	$2,100

OPERATING EXPENSES
General and Administrative Expenses	32,087	27,547
TOTAL OPERATING EXPENSES	(32,087)	(27,547)

NET INCOME (LOSS) FROM OPERATIONS	(27,237)	(25,447)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(27,237)	$(25,447)

NET LOSS PER SHARE; BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; BASIC AND DILUTED	3,235,000	3,235,000

See accompanying notes, which are an integral part of these financial statements

INTORIO, CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the years February 28, 2023 and February 29, 2024

	Common Stock		Additional Paid-in		Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, February 28, 2022	3,235,000	$324	$24,577	$(24,459)	$442

Net loss for the year ended February 28, 2023	–	–	–	(25,447)	(25,447)
Balance, February 28, 2023	3,235,000	$324	$24,577	$(49,906)	$(25,005)

Net loss for the year ended February 29, 2024	–	–	–	(27,237)	(27,237)
Balance, February 29, 2024	3,235,000	$324	$24,577	$(77,143)	$(52,242)

See accompanying notes, which are an integral part of these financial statements

INTORIO, CORP.

STATEMENTS OF CASH FLOWS

	For the year ended February 29, 2024	For the year ended February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(27,237)	$(25,447)
Adjustments to reconcile net loss to net cash (used in) operating activities
Accounts Payable	6,000	6,000
Amortization of Intangible Assets	2,668	2,668
CASH FLOWS USED IN OPERATING ACTIVITIES	(18,569)	(16,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Director Loan	17,680	2,741
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	17,680	2,741

NET DECREASE IN CASH	(889)	(14,038)
Cash and equivalents at beginning of the year	1,810	15,848
Cash and equivalents at end of the year	$921	$1,810

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

INTORIO, CORP.

Notes to the Financial Statements

February 29, 2024 and February 28, 2023

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had accumulated deficit of $77,143 as of February 29, 2024 and $49,906 as of February 28, 2023. The Company currently has losses and has not completed its efforts to establish source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $921 of cash as of February 29, 2024 and $1,810 as of February 28, 2023.

Depreciation, Amortization, and Capitalization

Intangibles comprise of Company’ website. The website was purchased on February 28, 2021 for $9,000. The Company amortize its intangible using straight-line amortization over the estimated useful life of 3 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in operations. For the year ended February 29, 2024 the amortization expense was $8,003 and $5,335 as of February 28, 2023.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 29, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of February 29, 2024 and February 28, 2023 were no differences between our comprehensive loss and net loss.

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

For the year ended February 29, 2024 the Company had recorded $8,003 in amortization expense and $5,335 as of February 28, 2023.

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

As of February 29, 2024 & February 28, 2023, our sole director has loaned to the Company $26,660 and $8,981 respectively. This loan is unsecured, non-interest bearing and due on demand.

Further, to the above transaction, there is a consideration payable within Accounts Payable of $27,500 and 21,500 for the years ended February 29, 2024 and February 28, 2023 to sole executive Mr. Gagi Gogolashvili as per consulting agreement made by and between Intorio, Corp. (“Company”), and Gagi Gogolashvili (“Consultant”) effective from February 01, 2021. For the year ended February 29, 2024, consulting expenses were $6,000.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On January 5, 2021 the Company issued 2,000,000 shares of common stock to the Chief Executive Officer at $0.0001 per share.

There were 2,000,000 shares of common stock issued and outstanding as of February 28, 2021.

During the period ended August 31, 2021 the Company issued 1,235,000 shares of common stock to 32 shareholders for cash proceeds of $24,701 at $$0.02 per share.

There were 3,235,000 shares of common stock issued and outstanding as of February 29, 2024.

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

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 29, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

