Form 10-Q
period 2024-05-31
Intorio, Corp.
filed 2024-08-23
CIK 1852536

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-255055

Intorio, Corp.

(Exact name of registrant as specified in its charter)

Nevada	8071	EIN 98-1578603
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

17875 Von Karman Avenue,

Irvine, California 92614

(Address of Principal Executive Offices)

(323) 909-2866

(Registrant’s telephone number, including area code)

______________________________________

(Former name or former address, if changed since last report.)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 31, 2024
Common Stock: $0.0001	3,235,000

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTORIO, CORP.

BALANCE SHEETS

MAY 31, 2024 AND FEBRUARY 29, 2024

	(Unaudited)	(Audited)
	May 31, 2024	February 29, 2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$–	$921
Total Current Assets	–	921

INTANGIBLE ASSETS
Website development	–	9,000
Less: Accumulated amortization	–	(8,003)
Total Non-current Assets	–	997

TOTAL ASSETS	$–	$1,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Director Loan	$–	$26,660
Accounts payable - Related Party	–	27,500
Total Current Assets	–	54,160

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,235,000 shares issued and outstanding respectively	324	324
Additional paid-in capital	78,737	24,577
Accumulated deficit	(79,061)	(77,143)
Total Stockholders’ Equity (Deficit)	–	(52,242)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$–	$1,918

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2024 AND 2023

(UNAUDITED)

	Three months ended
	May 31, 2024	May 31, 2023

Revenues	$–	$1,350

Operating Expenses
General and Administrative Expenses	921	11,227
Total Operating Expenses	(921)	(11,227)

Operating Income (Loss)	(921)	(9,877)

Other Income (expense)
Loss from disposition of assets	(997)	–

Income (Loss) for the Period	(1,918)	(9,877)

Provision for income tax	–	–

Net Income (Loss) for the Period	$(1,918)	$(9,877)

Net income per share: Basic and diluted	$–	$–

Weighted average number of shares outstanding: Basic and diluted	3,235,000	3,235,000

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MAY 31, 2023 AND MAY 31, 2024

(UNAUDITED)

	Number of Shares	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders’ Equity

Balance, February 28, 2023	3,235,000	$324	$24,577	$(49,906)	$(25,006)

Net Loss for the period ended May 31, 2023	–	–	–	(9,877)	(9,877)

Balance, May 31, 2023	3,235,000	$324	$24,577	$(59,783)	$(34,883)

Balance, February 28, 2024	3,235,000	$324	$24,577	$(77,143)	$(52,242)

Conversion of debt to capital	–	–	54,160	–	54,160

Net Loss for the period ended May 31, 2024	–	–	–	(1,918)	(1,918)

Balance, May 31, 2024	9,705,000	$324	$78,737	$(79,061)	$–

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MAY 31, 2024 AND 2023

(UNAUDITED)

	Three months ended
	May 31, 2024	May 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,918)	$(9,877)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	–	667
Net loss on disposal of intangible assets	997
Changes in assets and liabilities:
Accounts payable and accrued liabilities	–	1,500

Net cash provided by (used in) operating activities	(921)	(7,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans from shareholders	–	8,560

Cash provided by (use in) financing activities	–	8,560

Net increase (decrease) in cash and cash equivalents	(921)	850

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	921	1,810

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$–	$2,660

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Forgiveness of loan from shareholder in exchange for contribution	$54,160	$–

The accompanying notes are an integral part of these condensed financial statements

INTORIO CORP

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED MAY 31, 2024

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

INTORIO, CORP. (the “Company”) was incorporated in the State of Nevada and established on January 04, 2021.

The Company has adopted February 28 as its fiscal year end.

Effective on May 16, 2024, the Company’s location and location of the Company’s books and records has changed to 17875 Von Karman Avenue, Irvine, California 92614.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $79,061 as of May 31, 2024, and $77,143 as of February 29, 2024. The Company has yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and calculations of liabilities that might be necessary should be Company be unable to continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the three months ended May 31, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024, filed with the Securities and Exchange Commission.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and with the rules and regulations of the United State Securities and Exchange Commission set forth in Article 8 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for to present fair statement of the result of the interim periods presented. Unaudited interim results are not necessarily indicative of the result of the full fiscal year.

The Company’s functional and operational currency is U.S. Dollar.

Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results and outcomes may differ from management’s estimates and assumptions.

Due to limited level of operations during the reporting period, the Company made no material assumptions or estimates other than the assumption that the Company is going concern and estimate with reference to amortization of intangible assets.

Cash and Cash Equivalents

For statement of cash flows purposes, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

As of May 31, 2024, the Company had $0 of cash and cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements and Disclosures” established a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	Defined as observable inputs such as quoted prices in active market.

Level 2:	Defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3:	Defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholders and accounts payable approximate their fair value due to their short-term maturity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to difference between financial statements carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes the Financial Accounting Standards Board’s Accounting Standards Codification Topic 740 related to Income Taxes to account for the uncertainty in income taxes. Topic 740 for Income Tax clarifies the accounting for uncertainty in income taxes by prescribing rules for reconciliation, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. Further, it prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement calculation and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred.

As of May 31, 2024, the Company has no uncertain tax positions or related interest and penalties requiring accrual.

Revenue Recognition

The Company adopts Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contract with Customers”, and all related interpretations for recognition of revenue from services.

Revenue is recognized when the following criteria are met:

–	Identification of the contract, or contracts, with customer;
–	Identification of performance obligations in the contract;
–	Determination of the transaction price;
–	Allocation of the transaction price to the performance obligations in the contract; and
–	Recognition revenue when, or as, the performance obligations are satisfied.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

As of May 31, 2024, there were no potential dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustment on investment in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities.

As of May 31, 2024, there were no differences between the Company’s comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of May 31, 2024, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

Note 4 – INTANGIBLE ASSETS

Intangibles comprise of the Company’s website. The website was purchased on February 27, 2021, for $9,000. The Company amortized its intangibles using straight-line deprecation over the estimated useful life of 3 years and was written off entirely as of May 31, 2024.

Note 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such a time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

From inception through May 16, 2024, the Company previous sole officer and director loaned the Company $54,160 to pay for incorporation costs and operating expenses. The loan is non-interest bearing, due and payable upon demand. As a result of the majority ownership change effective on May 16, 2024 (see Note 6), the outstanding amount of $54,160 was converted to equity, as additional paid-in capital.

Note 6 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.0001 per share.

On January 5, 2021, the Company issued 2,000,000 shares of common stock for consideration of $200 at $0.001 per share.

As of February 28, 2022, the Company issued 1,235,000 shares of common stock to 32 shareholders for cash proceeds of $24,701 at $0.02 per share.

There were 3,235,000 shares of common stock issued and outstanding as of February 29, 2024, and May 31, 2024.

Effective May 16, 2024, the previous sole officer and director and majority shareholder of the Company entered into a stock purchase agreement for the sale of 2,000,000 shares of Common Stock of the Company, representing approximately 62% of the issued and outstanding shares of Common Stock of the Company as of such date, to six accredited investors, and as such they are able to unilaterally control and election of the Company’s board of directors, and all matters upon which shareholder approval is required and, ultimately, the direction of the Company.

Note 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2024, to the date financial statements were issued, as of date of financial statements.

On August 12, 2024, a related party loaned the Company $2,250 to pay for operating expense. This loan is unsecured, non-interest bearing, due upon demand.

SUPPLEMENTARY INFORMATION

INTORIO, CORP.

SUPPLEMENTARY INFORMATION

SCHEDULE I - GENERAL AND ADMINISTRATIVE EXPENSES

THREE MONTHS ENDED MAY 31, 2024 AND 2023

(UNAUDITED)

	Three months ended
	May 31, 2024	May 31, 2023

Bank charges	$450	$–
Professional fees	471	–

Total selling, general and administrative expenses	$921	$–

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “May,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what May occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF OUR BUSINESS

Intorio, Corp. was incorporated in the State of Nevada and established on January 04, 2021. We plan to change our name from Intorio. Corp. to REDOX International Group with the SEC and FINRA and also file FFN with the state of Nevada and California for our operation. The Company possesses assets in a form of an operative website at http://www.redoxfm.com/. Also, the company is registering its own trademark, upon which will propose its services. REDOX Integrative and Functional Medicine Center is the established global leader in longevity medicine, metabolic resilience, and whole-person care.

In consistently pushing beyond the traditional standards of healthcare and disseminating the latest and most innovative clinical strategies in modern medicine, we spent nearly three decades equipping thousands of clinicians and millions of dollars in medical equipment across Asia to combat the growing burden of age-related disease and improve the human healthspan. Our business office is located at 17875 Von Karman Avenue, Irvine, California 92614. Our telephone number is (323) 909-2866.

Dr. HanWen Ou, the Doctor of Functional Medicine in the US, REDOX has a health management team, specializing in functional medicine applications. This team includes domestic and international clinicians, medical technicians, nutritionists and nurses. Cultivating in its professional environment, a group of marketing professionals is growing, focusing on functional medicine promotion.

REDOX has the leading functional medicine laboratory in Asia (REDOX Functional Medicine Laboratory). As a technical support, it also has the first demonstration clinic in clinical use of functional medicine in Asia. It has substantial and complete operational experience on health management services including clinical consultation, nutrition advisory to medical assessment. Over the years, REDOX has spared no effort in promoting the concept of functional medicine in the international community, renowned in major Asian cities, affecting alliance that attracts well-known laboratories from the US and Germany.

REDOX is holding more ideals and expectations for the advancement of the current traditional health management model. Its mission is to improve the domestic health management environment through diversified market services and comprehensive development. Through the communication of functional medical concepts, people will pay more attention to health management and disease prevention, guiding their narrow sense of health check and follow-up care, making REDOX the best synonym for functional medicine in Asia.

Our entity includes the following four organizations:

REDOX Biomedicine Co., Ltd: The pioneer of functional medicine in Asia. Developing functional medicine products and international marketing agency.

REDOX Functional Medicine Laboratory: The unique comprehensive functional medical laboratory and R&D center in Asia.

REDOX Integrative and Functional Medicine Center: The only functional medicine and health management teaching clinic in Asia.

Chinese Functional Medicine Association: The first promotional platform on cultivation and teaching functional medicine in Asia.

RECENT DEVELOPMENTS

Effective May 16, 2024, Gagi Gogolashvili, the previous sole officer and director and majority shareholder of Intorio, Corp. (the “Company”), entered into a stock purchase agreements for the sale of 2,000,000 shares of Common Stock of the Company, representing approximately 89% of the issued and outstanding shares of Common Stock of the Company as of such date, to six (6) accredited investors, and as such they are able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

Upon the resignation of Mr. Gogolashvili from all executive officer positions with the Company, including Chief Executive Officer and President, and as a member of the Board, effective May 16, 2024, Dr. Han-Wen Ou was appointed as Chief Executive Officer, Chief Financial Officer, Secretary and sole Director.

Han-Wen Ou - Chief Executive Officer and Director

Dr. Ou has received the following degrees: a Bachelor of Science (BSc) from Taipei Medical University, a Master of Functional Medicine (MSc) from University of Western State (UWS), and a Doctor of Clinical Nutrition (PhD, DCN) from Maryland University of Integrative Health (MUIH).

Dr. Ou was formerly a Resident at Taipei Veterans General Hospital (TVGH), and an Attending Physician of Family Medicine at Taipei City Hospital. He is currently Director of The American Academy of Anti-Aging Medicine (A4M) of Taiwan, China, and Singapore, Director of Chinese Functional Medicine Association (CFMA), Director of REDOX Integrative Functional Medicine Center and Director of REDOX Biomedicine CO., LTD.

We have been introducing following Functional Medicine Laboratory Testing Items since operate:

Interpretation of Human Physiological Code:

This system aims to prevent the risk of metabolic diseases. In addition to blood fat and blood glucose tests, it also provides subtype analysis of low-density lipoproteins, glycation end products, as well as the nutrients that affecting endothelial function, inflammatory factors and methylation metabolism tests. In addition, by using urine to analyze organic acids produced during biochemical reactions in the body can help to examine whether the metabolic function of cells using nutrients to produce energy is perfect. It can also be used to assess the risk of personal vitamin and mineral deficiency.

Using the most sophisticated molecular testing equipment available today to examine various hormone concentrations and understand the balance among each other in the body. Providing blood tests for male and female hormones, adrenal cortex hormones, and urine test results of estrogen and estrogen metabolism as a basis for physicians to evaluate the endocrine function of their patients and then monitor therapeutic effect with salivary hormone testing. A comprehensive endocrine function testing can achieve the most ideal and safest anti-aging and health care.

Nutrition is the foundation of health care. Fully understand the nutritional status of patient can design an appropriate personalized conditioning program. To examine the complete nutritional status of customers, REDOX Functional Medicine Laboratory uses a comprehensive molecular testing facility that provides a variety of in vivo nutrient analysis data, including those of oxidative stress, antioxidant enzyme and cell membrane fatty acid to assess potential disease risks. For assessing dietary nutrition, testing includes anti-oxidant vitamin analysis, amino acid balance analysis, blood fatty acid analysis and mineral trace element analysis.

This is used to assess the extent to which environmental toxins threaten the health of individuals. Using hair/blood heavy metal toxin concentration tests to analyze the risk of long-term exposure and contamination in daily life environment. By measuring urinary heavy metal concentrations and plasticizers metabolite concentrations to evaluate the accumulation of various exogenous toxins in the body and environmental hormone residues, reminding customers to stay away from possible sources of pollution and help strengthen the body’s ability to detoxify, improve self-protection to restore health.

Changes in the body’s physiological response to daily factors such as diet, drugs, additives, personal items, environmental substances, etc., are useful indicators for examining whether the individual’s immune system is stable and balanced. Blood tests can be used to understand whether there is a health problem with immune imbalance in the immune response of various specific and non-specific allergens, so as to avoid and prevent it early. Tests Include acute allergen lgE testing, chronic food-lgG analysis, gluten and histamine tolerance analysis, and rheumatoid arthritis index testing .

This is used to assess the complete functional status of gastrointestinal tract, from digestion and absorption to the integrity functional analysis of immune barrier. Through stool analysis of personal food digestion capacity, intestinal absorption efficiency, microbial flora ecology, as well as detection of intestinal infections, celiac disease / gluten allergy and inflammation, helping physicians on clinical diagnosis for effective treatment. The function of intestinal wall barrier is analyzed using urine/stool samples, it can be immediately away from the threat of intestinal leakage syndrome. It also provides breath detection to analyze the growth of intestinal microbes to avoid the deterioration of SIBO that will affect health.

Genetic analysis helps to understand the innate physical characteristics of individual. Adjusting the individual’s lifestyle and diet according to physical characteristics can effectively strengthen health and prevent disease threats. Whether it is cardiovascular disease factor, lipid metabolism gene, macular degeneration gene, methylation metabolic genotype or various cancer risk genetic analyses, further health management is planned through relevant risk information after a complete physical type analysis, achieving more active and effective in reducing the risk of various genetic diseases.

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

Three Months Ended May 31, 2024 and 2023:

During the three months ended May 31, 2024, we have generated $0 revenue.

Our net loss for the three months ended May 31, 2024 was $921. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During three months ended May 31, 2023, we have generated $1,350 revenue from consulting services.

The net loss for the quarter ended May 31, 2024 and May 31, 2023 was $1,918 and $9,877, accordingly. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of May 31, 2024, our total assets were $0. As of May 31, 2024, our current liabilities were $0.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For three months ended May 31, 2024, net cash flows used in operating activities was $921. For three months ended May 31, 2023, net cash flows used in operating activities was $7,710.

Cash Flows from Investing Activities

We did not generate any cash flows from investing activities for the three -month period ended May 31, 2024 and 2023.

Cash Flows from Financing Activities

We did not generate any cash flows from financing activities for the three -month period ended May 31, 2024. We have generated cash flows from financing activities for three months ending May 31, 2023 in the amount of $8,560 from director loan.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on January 4, 2021 ended May 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended May 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in 17875 Von Karman Avenue, Irvine, California 92614

INTORIO, CORP.

By: /s/ Han-Wen Ou
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Han-Wen Ou
Han-Wen Ou	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	August 23, 2024

