Form 10-Q
period 2024-08-31
Intorio, Corp.
filed 2024-10-31
CIK 1852536

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 31, 2024
Common Stock: $0.0001	3,235,000

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTORIO, CORP.

BALANCE SHEETS

AUGUST 31, 2024 AND FEBRUARY 29, 2024

	August 31, 2024	February 29, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$–	$921

LONG -TERM ASSETS
Property and equipment, net	–	997

Total assets	$–	$1,918

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,364	$–
Accounts payable - related party	2,580	27,500
Director loan	–	26,661

Total liabilities	12,944	54,161

COMMITMENTS AND CONTINGENCIES	–	–

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,235,000 shares issued and outstanding respectively;	324	324
Additional paid-in capital	78,737	24,576
Accumulated deficit	(92,005)	(77,143)

Total stockholders' equity	(12,944)	(52,243)

Total liabilities and stockholders' equity	$–	$1,918

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

STATEMENTS OF OPERATIONS

SIX AND THREE MONTHS ENDED AUGUST 31, 2024 AND 2023 (UNAUDITED)

	Three months ended		Six months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023

Revenues	$–	$750	$–	$2,100

Cost of goods sold	–	–	–	–

Gross profit from operations	–	750	–	2,100

Operating Expenses
Selling, general and administrative expenses (Schedule I)	12,944	4,326	13,865	15,553

Income (loss) from operations before provision for income tax benefit (expense)	(12,944)	(3,576)	(13,865)	(13,453)

Other income (expense)
Loss from disposal	–	–	(997)	–

Net income (loss) from operations before provision for income tax benefit (expense)	(12,944)	(3,576)	(14,862)	(13,453)

Provision for income tax benefit (expense)	–	–	–	–

Net income (loss)	$(12,944)	$(3,576)	$(14,862)	$(13,453)

Net income (loss) per share: Basic and diluted	$–	$–	$–	$–

Weighted average number of shares outstanding:
Basic and Diluted	3,235,000	3,235,000	3,235,000	3,235,000

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED AUGUST 31, 2024 (UNAUDITED)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balance on May 31, 2024	3,235,000	$324	$78,737	$(79,061)	$–

Net loss for three months ended, August 31, 2024	–	–	–	(12,944)	(12,944)

Balance on August 31, 2024	3,235,000	$324	$78,737	$(92,005)	$(12,944)

Balance on February 29, 2024	3,235,000	$324	$24,577	$(77,143)	$(52,243)

Conversion of debt to capital	–	–	54,160	–	54,160

Net loss for six months ended, August 31, 2024	–	–	–	(14,862)	(14,862)

Balance on August 31, 2024	3,235,000	$324	$78,737	$(92,005)	$(12,944)

Balance on May 31, 2023	3,235,000	$324	$24,577	$(59,783)	$(34,883)

Net loss for three months ended, August 31, 2023	–	–	–	(3,576)	(3,576)

Balance on August 31, 2023	3,235,000	$324	$24,577	$(63,359)	$(38,459)

Balance on February 28, 2023	3,235,000	$324	$24,577	$(49,906)	$(25,006)

Net loss for six months ended, August 31, 2023	–	–	–	(13,453)	(13,453)

Balance on August 31, 2023	3,235,000	$324	$24,577	$(63,359)	$(38,459)

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED AUGUST 31, 2024 AND 2023 (UNAUDITED)

	Six months ended
	August 31, 2024	August 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,862)	$(13,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	–	1,334
Net loss on disposal of fixed assets	997	–
Changes in assets and liabilities:
Accounts payable and accrued liabilities	10,364	3,000

Net cash used in operating activities	(3,501)	(9,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	–	–
Proceeds from sale of fixed assets	–	–

Cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of amounts due to related parties	2,580	8,970

Cash provided by financing activities	2,580	8,970

Net increase in cash and cash equivalents	(921)	(149)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	921	1,810

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$–	$1,661

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Forgiveness of loan from shareholder in exchange for contribution	$54,161	$–

The accompanying notes are an integral part of these condensed financial statements

INTORIO CORP

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SIX MONTHS ENDED AUGUST 31, 2024

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

INTORIO, CORP. (the “Company”) was incorporated in the State of Nevada and established on January 04, 2021.

The Company has adopted February28 as its fiscal year end.

Effective on May 16, 2024, the Company’s location and location of the Company’s books and records has changed to 17875 Von Karman Avenue, Irvine, California 92614.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $92,005 as of August 31, 2024, and $77,143 as of February 29, 2024. The Company has yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the three months ended August 31, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024, filed with the Securities and Exchange Commission.

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

As of August 31, 2024, the Company had $0 of cash and cash equivalents.

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

As of August 31, 2024, the Company has no uncertain tax positions or related interest and penalties requiring accrual.

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

As of August 31, 2024, there were no potential dilutive debt or equity instruments issued or outstanding.

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

As of August 31, 2024, there were no differences between the Company’s comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of August 31, 2024, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

Note 4 – INTANGIBLE ASSETS

Intangibles comprise of the Company’s website. The website was purchased on February 27, 2021, for $9,000. The Company amortized its intangibles using straight-line deprecation over the estimated useful life of 3 years and was written off entirely as of August 31, 2024.

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

There were 3,235,000 shares of common stock issued and outstanding as of February 29, 2024, and August 31, 2024.

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

Note 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2024, to the date financial statements were issued, as of date of financial statements.

On October 18, 2024, and October 21, 2024, a related party provided the Company with loans of $2,525 and $5,000, respectively, to cover operating expenses. These loans are unsecured, non-interest bearing, and payable upon demand

SUPPLEMENTARY INFORMATION

INTORIO, CORP. SUPPLEMENTARY INFORMATION

SCHEDULE I - GENERAL AND ADMINISTRATIVE EXPENSES SIX MONTHS AND THREE MONTHS ENDED AUGUST 31, 2024 AND 2023 (UNAUDITED)

	Three months ended		Six months ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023

Business licenses	$232	$–	$232	$–
Consulting services	–	1,500	–	3,000
Depreciation	–	667	–	1,334
Dues and subcriptions	98	–	98	–
Professional fees	12,614	2,159	13,535	11,219

Total selling, general and administrative expenses	$12,944	$4,326	$13,865	$15,553

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

REDOX has the leading functional medicine laboratory in Asia (REDOX Functional Medicine Laboratory). As a technical support, it also has the first demonstration clinic in clinical use of functional medicine in Asia. It has substantial and complete operational experience on health management services including clinical consultation, nutrition advisory to medical assessment. Over the years, REDOX has spared no effort in promoting the concept of functional medicine in the international community, renowned in major Asian cities, affecting alliance that attracts well- known laboratories from the US and Germany.

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

Changes in the body’s physiological response to daily factors such as diet, drugs, additives, personal items, environmental substances, etc., are useful indicators for examining whether the individual’s immune system is stable and balanced. Blood tests can be used to understand whether there is a health problem with immune imbalance in the immune response of various specific and non-specific allergens, so as to avoid and prevent it early. Tests Include acute allergen lgE testing, chronic food-lgG analysis, gluten and histamine tolerance analysis, and rheumatoid arthritis index testing.

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

Three Months Ended August 31, 2024 and 2023:

During the three months ended August 31, 2024, we have generated $0 revenue.

Our net loss for the three months ended August 31, 2024 was $12,944. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During three months ended August 31, 2023, we have generated $750 revenue from consulting services.

The net loss for the quarter ended August 31, 2024 and August 31, 2023 was $12,944 and $3,576, accordingly. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of August 31, 2024, our total assets were $0. As of August 31, 2024, our current liabilities were $12,944.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For three months ended August 31, 2024, net cash flows used in operating activities was $14,862. For three months ended August 31, 2023, net cash flows used in operating activities was $13,453.

Cash Flows from Investing Activities

We did not generate any cash flows from investing activities for the three -month period ended August 31, 2024 and 2023.

Cash Flows from Financing Activities

We have generated cash flows from financing activities for the six month period ended August 31, 2024 in the amount of $2,580 from related parties. We have generated cash flows from financing activities for six months ending August 31, 2023 in the amount of $8,970 from director loan.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on January 4, 2021 ended August 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended August 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Signature	Title	Date

/s/ Han-Wen Ou
Han-Wen Ou	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	October 31, 2024

