Form 10-Q
period 2024-11-30
Intorio, Corp.
filed 2025-02-19
CIK 1852536

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2024
Common Stock: $0.0001	3,235,000

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INTORIO, CORP.

BALANCE SHEETS

November 30, 2024 AND FEBRUARY 29, 2024

	(Unaudited)
	November 30, 2024	February 29, 2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$48,935	$921

LONG-TERM ASSETS
Property and equipment, net	–	997

Total assets	$48,935	$1,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$15,719	$–
Due to related parties	60,453	27,500
Director loan	–	26,661

Total liabilities	76,172	54,161

COMMITMENTS AND CONTINGENCIES	–	–

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,235,000 shares issued and outstanding respectively;	324	324
Additional paid-in capital	78,737	24,577
Accumulated deficit	(106,298)	(77,143)

Total stockholders’ equity	(27,237)	(52,242)

Total liabilities and stockholders’ equity	$48,935	$1,918

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP. STATEMENTS OF OPERATIONS

NINE AND THREE MONTHS ENDED November 30, 2024 AND 2023 (UNAUDITED)

	Three months ended		Nine months ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023

Revenues	$–	$2,000	$–	$4,100

Cost of goods sold	–	–	–	–

Gross profit from operations	–	2,000	–	4,100

Operating Expenses
Selling, general and administrative expenses (Schedule I)	14,293	4,425	28,158	19,978

Income (loss) from operations before provision for income tax benefit (expense)	(14,293)	(2,425)	(28,158)	(15,878)

Other income (expense)
Loss from disposal	–	–	(997)	–

Net income (loss) from operations before provision for income tax benefit (expense)	(14,293)	(2,425)	(29,155)	(15,878)

Provision for income tax benefit (expense)	–	–	–	–

Net income (loss)	$(14,293)	$(2,425)	$(29,155)	$(15,878)

Net income (loss) per share: Basic and diluted	$–	$–	$–	$–

Weighted average number of shares outstanding: Basic and diluted	3,235,000	3,235,000	3,235,000	3,235,000

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED November 30, 2024 (UNAUDITED)

	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance on August 31, 2024	3,235,000	$324	$78,737	$(92,005)	$(12,944)

Net loss for three months ended, November 30, 2024	–	–	–	(14,293)	(14,293)

Balance on November 30, 2024	3,235,000	$324	$78,737	$(106,298)	$(27,237)

Balance on February 29, 2024	3,235,000	$324	$24,577	$(77,143)	$(52,242)

Conversion of debt to capital	–	–	54,160	–	54,160

Net loss for nine months ended, November 30, 2024	–	–	–	(29,155)	(29,155)

Balance on November 30, 2024	3,235,000	$324	$78,737	$(106,298)	$(27,237)

Balance on August 31, 2023	3,235,000	$324	$24,577	$(63,359)	(38,458)

Net loss for three months ended, November 30, 2023	–	–	–	(2,425)	(2,425)

Balance on November 30, 2023	3,235,000	$324	$24,577	$(65,784)	$(40,883)

Balance on February 28, 2023	3,235,000	$324	$24,577	$(49,906)	(25,005)

Net loss for nine months ended, November 30, 2023	–	–	–	(15,878)	(15,878)

Balance on November 30, 2023	3,235,000	$324	$24,577	$(65,784)	$(40,883)

The accompanying notes are an integral part of these condensed financial statements

INTORIO, CORP.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED NOVEMBER 30, 2024 AND 2023 (UNAUDITED)

	Nine months ended
	November 30, 2024	November 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(29,155)	$(15,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	–	2,001
Net loss on disposal of fixed assets	997	–
Changes in assets and liabilities:
Accounts payable and accrued liabilities	15,719	4,500

Net cash used in operating activities	(12,439)	(9,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	–	–
Proceeds from sale of fixed assets	–	–

Cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of amounts due to related parties	60,453	9,479

Cash provided by financing activities	60,453	9,479

Net increase in cash and cash equivalents	48,014	102

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	921	1,810

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$48,935	$1,912

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Forgiveness of loan from shareholder in exchange for contribution	$54,161	$–

The accompanying notes are an integral part of these condensed financial statements

INTORIO CORP

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NINE MONTHS ENDED NOVEMBER 30, 2024

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

INTORIO, CORP. (the “Company”) was incorporated in the State of Nevada and established on January 04, 2021.

The Company has adopted February 28 as its fiscal year end.

Effective on May 16, 2024, the Company’s location and location of the Company’s books and records has changed to 17875 Von Karman Avenue, Irvine, California 92614.

On August 12, 2024, the Company registered to do business as (“DBA”) Redox International Group.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $106,298 as of November 30, 2024, and $77,143 as of February 29, 2024. The Company has yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results for the three months ended November 30, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024, filed with the Securities and Exchange Commission.

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

As of November 30, 2024, the Company had $48,935 of cash and cash equivalents.

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

As of November 30, 2024, the Company has no uncertain tax positions or related interest and penalties requiring accrual.

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

As of November 30, 2024, there were no potential dilutive debt or equity instruments issued or outstanding.

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

As of November 30, 2024, there were no differences between the Company’s comprehensive loss and net loss.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of November 30, 2024, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

Note 4 – INTANGIBLE ASSETS

Intangibles comprise of the Company’s website. The website was purchased on February 27, 2021, for $9,000. The Company amortized its intangibles using straight-line deprecation over the estimated useful life of 3 years and was written off entirely as of November 30, 2024.

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

Since the ownership change effective May 16, 2024 (see above), to cover certain operating expenses and cash position of the company, the current shareholders advanced funds to the Company in form of short-term shareholder loans. As of November 30, the outstanding balance of these short-term loans was $60,543. These loans are unsecured, non-interest bearing, and payable upon demand.

Note 6 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.0001 per share.

On January 5, 2021, the Company issued 2,000,000 shares of common stock for consideration of $200 at $0.001 per share.

As of February 28, 2022, the Company issued 1,235,000 shares of common stock to 32 shareholders for cash proceeds of $24,701 at $0.02 per share.

There were 3,235,000 shares of common stock issued and outstanding as of February 29, 2024, and November 30, 2024.

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

Note 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 31, 2024, to the date financial statements were issued, as of date of financial statements.

During December 2024, the Company repaid $45,000 to shareholders, which reduced the amount due to related parties in the form of short-term shareholder loans.

On January 7, 2025, and January 23, 2025, a related party provided the Company with loans of $10,000 each to cover operating expenses. These loans are unsecured, non-interest bearing, and payable upon demand.

SUPPLEMENTARY INFORMATION

INTORIO, CORP. SUPPLEMENTARY INFORMATION

SCHEDULE I - GENERAL AND ADMINISTRATIVE EXPENSES NINE MONTHS AND THREE MONTHS ENDED NOVEMBER 30, 2024 AND 2023 (UNAUDITED)

	Three months ended		Nine months ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023

Bank service charge	$65	$–	$65	$–
Business licenses	–	–	232	–
Consulting services	–	1,500	–	4,500
Depreciation	–	667	–	2,001
Dues and subscriptions	–	–	98	–
Professional fees	14,228	2,258	27,763	13,477

Total selling, general and administrative expenses	$14,293	$4,425	$28,158	$19,978

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have one employee other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we May adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

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

Three Months Ended November 30, 2024 and 2023:

During the three months ended November 30, 2024, we have generated $0 revenue.

Our net loss for the three months ended November 30, 2024 was $14,293. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

During three months ended November 30, 2023, we have generated $2,000 revenue from consulting services.

The net loss for the quarter ended November 30, 2024 and November 30, 2023 was $14,293 and $2,425, accordingly. Operating expenses consist of mainly professional fees, consulting expenses and depreciation expenses.

Liquidity and Capital Resources

As of November 30, 2024, our total assets were $48,935. As of November 30, 2024, our current liabilities were $76,172.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For nine months ended November 30, 2024, net cash flows used in operating activities was $12,439. For three months ended November 30, 2023, net cash flows used in operating activities was $9,377.

Cash Flows from Investing Activities

We did not generate any cash flows from investing activities for the three -month period ended November 30, 2024 and 2023.

Cash Flows from Financing Activities

We have generated cash flows from financing activities for the nine month period ended November 30, 2024 in the amount of $60,453 from related parties. We have generated cash flows from financing activities for nine months ending November 30, 2023 in the amount of $9,479 from director loan.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting since Inception on January 4, 2021 ended November 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended November 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Signature	Title	Date

/s/ Han-Wen Ou
Han-Wen Ou	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	February 19, 2025

